Form 10-K
period 2012-10-31
John Deere Owner Trust 2011
filed 2013-01-25
CIK 1517771

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED OCTOBER 31, 2012

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

Exhibit No.

4.1  Indenture, dated April 20, 2011, between John Deere Owner Trust 2011 and U.S. Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on April 20, 2011, Commission File No. 333-151821-04).

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
James A. Israel
President

Dated: January 25, 2013

EXHIBIT INDEX

Exhibit No.

4.1

Indenture, dated April 20, 2011, between John Deere Owner Trust 2011 and U.S. Bank National Association, a national banking association, solely as trustee and not in its individual capacity (the “Indenture Trustee”), (incorporated by reference from Exhibit 4.1 to the Current Report filed on Form 8-K on April 20, 2011, Commission File No. 333-151821-04).

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